Form 10-K
period 2025-12-31
GM Financial Consumer Automobile Receivables Trust 2024-1
filed 2026-03-23
CIK 2003007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2025.

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
Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2025.

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

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Richard A. Gokenbach, Jr.
	Name:	Richard A. Gokenbach, Jr.
	Title:	Executive Vice President and Chief Financial Officer
	Date:	March 3, 2026

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